Form 10-K
period 2013-10-31
John Deere Owner Trust 2012-B
filed 2014-01-24
CIK 1556804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013

Commission File Number of issuing entity: 333-176018-02

Commission File Number of depositor:  333-176018

JOHN DEERE OWNER TRUST 2012-B

(Exact name of issuing entity as specified in its charter)

JOHN DEERE RECEIVABLES, INC.

(Exact name of depositor as specified in its charter)

JOHN DEERE CAPITAL CORPORATION

(Exact name of sponsor as specified in its charter)

Delaware	38-7057352
(State of incorporation or organization)	(IRS Employer Identification No.)

c/o John Deere Capital Corporation Suite 600 First Interstate Bank
Building
1 East First Street
Reno, Nevada	89501	(775) 786-5527
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

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

Item 1117 of Regulation AB, Legal Proceedings.

There are no material legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against John Deere Capital Corporation (“JDCC”), as sponsor or servicer, John Deere Receivables, Inc. (“JDRI”), as depositor, Deere Credit Services, Inc. (“DCS”), as sub-servicer, John Deere Owner Trust 2012-B, as the issuing entity, or any other parties described in Item 1117 of Regulation AB, or any of the property of any of the foregoing, which, individually or in the aggregate, would have a material adverse impact on investors in the offered Notes.

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

Dated: January 24, 2014

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